Form 10-K
period 1998-12-31
ABN AMRO MORTGAGE CORP SERIES 1998-4
filed 1999-03-31
CIK 1083055

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 1998

Commission File Number: 333-42127

ABN AMRO Mortgage Corporation
Issuer in Respect of Commercial Mortgage Pass-Through
Certificates Series 1998-4
(Exact Name of registrant as specified in its charter)

Delaware      			363886007
(State or Other Juris-		(I.R.S. Employer
diction of Incorporation)     Identification No.)

181 W. Madison Street, Chicago, Illinois 60602
(Address of Principal Executive Office)

248-643-2530
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the
Act:     None

Securities registered pursuant to Section 12(g) of the
Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1998.

Not applicable.

Number of shares of common stock outstanding as of December 31, 1998.

Not applicable.



 Table of Contents


PART I

Item 1. Business..................................................3

Item 2. Properties................................................3

Item 3. Legal Proceedings.........................................3

Item 4. Submission Of Matters To A Vote Of Security Holders.......3

PART II

Item 5. Market For Registrant's Common Equity And
Related Shareholder Matters.......................................3

Item 6. Selected Financial Data...................................3

Item 7. Management's Discussion And Analysis Of Financial Condition
And Results Of Operations...............................4

Item 8. Financial Statements And Supplementary Data...............4

Item 9. Changes In And Disagreements With Accountants On
Accounting And Financial Disclosure.....................4

PART III

Item 10. Directors And Executive Officers Of The Registrant.......4

Item 11. Executive Compensation...................................4

Item 12. Security Ownership Of Certain Beneficial Owners And
            Management......................................4

Item 13. Certain Relationships And Related Transactions...4

PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports
On Form 8-K.....................................4

Signatures................................................4

Exhibit Index.............................................4

PART I

ITEM 1.         BUSINESS

This Annual Report on Form 10-K relates to the Trust Fund formed, and the Issuer in Respect of Commercial Mortgage Pass-Through Certificates Series 1998-4 issued, pursuant to a Pooling and Servicing Agreement, dated as of October 1, 1998 (the "Pooling and Servicing Agreement"), by and among ABN AMRO Mortgage Corporation as sponsor, LaSalle Home Mortgage Coprporation, as Servicer and special servicer, LaSalle National Bank, as Trustee, and ABN AMRO Bank N.V., as fiscal agent. The Class A-1, Class A-2, Class A-3, Class A-4, Class A-5,
Class A-6, Class A-7, Class A-8, Class A-9, Class A-10, Class A-11, Class A-12, Class A-13, Class A-14, Class A-15, Class A-16, Class A-X, Class A-P, Class M, Class B-1, Class B-2, Class R Certificates have been registered pursuant to the Act under a Registration Statement on Form S-3 (the
"Registration Statement").

Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling and Servicing
Agreement.

This Annual Report is being filed by the Trustee, in its capacity as such under the Pooling and Servicing Agreement, on behalf of Registrant. The information contained herein has been supplied to the Trustee by one or more of the Borrowers or other third parties without independent review or investigation by the Trustee. Pursuant to the Pooling and Servicing Agreement, the Trustee is not responsible for the accuracy or completeness of such information.

ITEM 2.         PROPERTIES

See Exhibits 99.1 and 99.2 hereto for Servicer's Annual
Statement of Compliance and Servicer s Independent Accountant's
Report on Servicer's servicing activities.

ITEM 3.         LEGAL PROCEEDINGS

Except for claims arising in the ordinary course of business and which are covered by liability insurance, there are no material pending legal proceedings involving the Trust Fund, the Mortgages comprising the Trust Fund or the Trustee, the Special Servicer or the Servicer with respect to or affecting their respective duties under the Pooling and Servicing Agreement.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

There was one registered holder of the Certificate representing an equity interest in the Trust as of December 31, 1997. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF A FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA

Not applicable.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Items 10, 11, 12 and 13 is not applicable as the trust fund does not have directors or officers and Certificateholders have no right to vote (except with respect to required consents to certain amendments to the Pooling and Servicing Agreement and upon certain events of default) or control the Trust Fund.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
    ON FORM 8-K

(a)
1. Servicer's Annual Statement of Compliance for the period ended 12/31/98.
2. Servicer's Independent Accountant's Report on Servicer's servicing activities.

(b) All current Reports on Form 8-K for the Trust have been filed as of 12/31/98.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its by the undersigned thereunto duly authorized.


LASALLE NATIONAL BANK, IN
ITS CAPACITY AS TRUSTEE UNDER
THE POOLING AND SERVICING
AGREEMENT ON BEHALF OF ABN AMRO
Mortgage Corporation REGISTRANT


By: /s/ Russell Goldenberg
Name:  Russell Goldenberg
Title: Senior Vice President
Dated: March 30, 1999



EXHIBIT INDEX


Exhibit No.     Description

99.1  Servicer's Annual Statement of Compliance
99.2   Servicer's Independent Accountants' Report on
Servicer's servicing activities


Exhibit 99.1

LaSalle
LaSalle Bank FSB
4242 North Harlem Avenue
Norridge, Illinois 60634-1283
(708) 456-0400


CERTIFICATE OF COMPLIANCE

The undersigned, an officer of LaSalle Home Mortgage
Corporation, (the "participant"), hereby certifies as follows:

1. I have made, or caused to be made under my supervision, a review of the activities of LaSalle Home Mortgage Corp.
during the preceding calendar year ending December 31, 1998, with respect to performance under the

and

2. To the best of my knowledge, based on such review, there is as of this date, no default by LaSalle Home in the fulfillment of any of it's obligations under this issue.

In witness whereof the undersigned has this Certificate of Compliance this 1st day of March, 1999

LaSalle Bank, FSB

By:  /s/ Renee' B. Dettman
Loan Servicing Officer


Exhibit 99.2

ERNST& YOUNG LLP
Sears Tower
Phone: 312 879 2000
233 South Wacker Drive
Chicago, Illinois 60606-6301


Report of Independent Auditors on Agreements with Chase Bank of
Texas, National Association

Board of Directors
ABN AMRO North America, Inc.

We have audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of ABN AMRO North America, Inc., parent company of LaSalle Home Mortgage Corporation (LHMC), as of December 31, 1998, and the related consolidated statement of income, stockholders' equity, and cash flows for the year when ended, and have issued our report thereon dated January 25, 1999.

In connection with our audit of the consolidated financial statements referred to above, nothing came to our attention that caused us to believe that LHMC failed to comply with the terms, covenants, provisions, or conditions of the agreements between LHMC and Chase Bank of Texas, National Association (Trustee), as listed for each series of certificates described in the accompanying schedule, insofar as they relate to accounting matters. Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included such procedures as we considered necessary in the circumstances.
In addition, our examination was made in accordance with the requirements of the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

This report is intended solely for the use of the board of directors, management, and the Trustee and should not be used for any other purpose. However, this report may became a matter of public record as result of being included as an exhibit to certain form 10-Ks that are filed with the Securities and Exchange Commission on behalf of the trusts that are established in connection with the series of certificates listed on the accompanying schedule.

By:  /s/ Ernst & Young LLP

January 25, 1999

Ernst & Young LLP is a member of Ernst & Young International, Ltd.


Schedule of Agreements with
Chase Bank of Texas, National Association

Pooling and Servicing Agreement, ABN AMRO Mortgage Corporation,
Mortgage Pass-Through Certificates, Series 1998-1,
Cut-Off Date:  March 1, 1998, Section 3.12

Pooling and Servicing Agreement, ABN AMRO Mortgage Corporation,
Mortgage Pass-Through Certificates, Series 1998-2,
Cut-Off Date:  June 1, 1998, Section 3.12

Pooling and Servicing Agreement, ABN AMRO Mortgage Corporation,
Mortgage Pass-Through Certificates, Series 1998-3,
Cut-Off Date:  August 1, 1998, Section 3.12

Pooling and Servicing Agreement, ABN AMRO Mortgage Corporation,
Mortgage Pass-Through Certificates, Series 1998-4,
Cut-Off Date:  October 1, 1998, Section 3.12

Pooling and Servicing Agreement, ABN AMRO Mortgage Corporation,
Mortgage Pass-Through Certificates, Series 1998-5,
Cut-Off Date:  December 1, 1998, Section 3.12